Form 10-Q
period 1997-06-30
PETRO FINANCIAL CORP
filed 1997-08-14
CIK 919953

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                        Commission file number 1-13020
                                               -------

                          PETRO FINANCIAL CORPORATION

          (Exact name of the registrant as specified in its charter)

        DELAWARE                                        74-2699614
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


     6080 SURETY DR.
     EL PASO, TEXAS                                        79905
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:        (915) 779-4711


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No X
   ---      ---

================================================================================

                          PETRO FINANCIAL CORPORATION

                                     Index

                                                                        Page No.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                               3

         Notes to Unaudited Financial Statements                            4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      5

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  5

SIGNATURES                                                                  6

                        PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEET

                                          December 31,  June 30,
                                              1996        1997
                                          ------------  --------
                  ASSETS
Current assets:

       Cash                                     $1,000    $1,000
                                                ------    ------
          Total assets                          $1,000    $1,000
                                                ======    ======

CONTINGENCIES
-------------

            STOCKHOLDER'S EQUITY

Common stock, $.01 par value:
 authorized 10,000 shares:
 issued and outstanding 2,500 shares            $   25    $   25
Additional paid-in capital                         975       975
                                                ------    ------
          Total stockholder's equity            $1,000    $1,000
                                                ======    ======

     See accompanying notes to unaudited consolidated financial statements

1)   ORGANIZATION AND BASIS OF PRESENTATION

     Petro Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC for the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable debt warrants (the "Warrants"). The Notes and Warrants are recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135,000,000 10.5% Senior Notes due 2007 (the "New Notes") and made a tender offer for all of, and repurchased approximately 94% of the Notes and 99% of the Warrants. The New Notes are also recorded on the financial statements of PSC. The Company has no employees and does not conduct any operations.

     The interim financial statements of the Company are unaudited. In the opinion of management, the accompanying unaudited financial statements contain necessary adjustments (consisting of only normal recurring adjustments) for 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.


                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Incorporated herein by reference is a list of Exhibits contained in the
Exhibit Index on page 6 of this Quarterly Report.

         (a)  Exhibits

              Exhibit 27-Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PETRO FINANCIAL CORPORATION
                                                (Registrant)


Date: August 12, 1997                          /s/ Larry J. Zine
                                         ----------------------------------
                                         Executive Vice President, and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                 Exhibit Description
-----------                                 -------------------

 27                                         Financial Data Schedule