Form 10-Q
period 1997-09-30
PETRO FINANCIAL CORP
filed 1997-11-13
CIK 919953

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____  No   X
              -----

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

                        PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEET

                                                                December 31,       September 30,
                                                                   1996               1997
                                                                   ----               ----
                      ASSETS
Current assets:
       Cash                                                      $ 1,000             $ 1,000
                                                                 -------             -------
               Total assets                                      $ 1,000             $ 1,000
                                                                 =======             =======

CONTINGENCIES
-------------

                 STOCKHOLDER'S EQUITY

Common stock, $.01 par value:  authorized 10,000 shares:
        issued and outstanding 2,500 shares                      $    25             $    25
Additional paid-in capital                                           975                 975
                                                                 -------             -------
              Total stockholder's equity                         $ 1,000             $ 1,000
                                                                 =======             =======

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

          (a)  Exhibits

               Exhibit 27-Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrant filed a Form 8-K report on September 3, 1997 and a Form 8-K/A report on September 11, 1997, both related to - Item 4.- Change in Registrant's Certifying Accountant.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PETRO FINANCIAL CORPORATION
                                             (Registrant)


Date: November 12, 1997            /s/ Larry J. Zine
                                   -----------------------
                                   Executive Vice President, and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                  Exhibit Description
-----------                                  -------------------

27                                           Financial Data Schedule