Form 10-K405
period 1997-12-31
PETRO FINANCIAL CORP
filed 1998-03-30
CIK 919953

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission file number 1-13020
                                                -------

                          PETRO FINANCIAL CORPORATION
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                74-2699614
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                  Identification No.)

           6080 SURETY DR.
           EL PASO, TEXAS                                 79905
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:        (915) 779-4711
                       _________________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None
                       _________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X   No
                              ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                 Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE: Petro Financial Corporation's Current Report on Form 8-K filed on September 3, 1997, as amended on Form 8-K/A, filed on September 11, 1997.


================================================================================

                                     PART I
ITEM 1.  BUSINESS


General

     Petro Financial Corporation (the "Company") is a wholly owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC for the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable debt warrants (the "Warrants"). The Notes and Warrants are recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135,000,000 10.5% Senior Notes due 2007 (the "New Notes") and made a tender offer for all of, and repurchased approximately, 94% of the Notes and 100% of the Warrants. The New Notes are also recorded on the financial statements of PSC.

     The Company has no employees, only nominal assets and does not conduct any operations. Accordingly, the financial statements of the Company are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments as of and for the year ended December 31, 1997.

     PSC files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC's Annual Report on Form 10-K for 1997, a copy of which is filed as Exhibit 99 to this report.


ITEM 2.  PROPERTIES

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II


ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company is a wholly owned subsidiary of PSC. Consequently, there is no established trading market for the Company's equity.


ITEM 6.  SELECTED FINANCIAL DATA

         The Company is inactive and therefore does not have financial data to present.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 8.  Financial Statements and Supplementary Data


                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS


                                                                         Year Ended       Year Ended
                                                                        December 31,     December 31,
                                                                            1996             1997
                                                                        -------------  -----------------
                                ASSETS
Current assets:
       Cash                                                                $    -           $1,000
       Receivable for issuance of stock                                     1,000                -
                                                                           ------           ------
             Total assets                                                  $1,000           $1,000
                                                                           ======           ======

                          STOCKHOLDER'S EQUITY

Common stock, $.01 par value:  authorized 10,000 shares:
        issued and outstanding 2,500 shares                                $   25           $   25
Additional paid-in capital                                                    975              975
                                                                           ------           ------
              Total stockholder's equity                                   $1,000           $1,000
                                                                           ======           ======


            See accompanying notes to unaudited financial statements

                          PETRO FINANCIAL CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                       Year Ended           Year Ended
                                                                      December 31,          December 31,
                                                                          1996                 1997
                                                                        --------             --------
Cash flows provided by financing activities:
   Proceeds from sale of stock                                           $     -              $1,000
                                                                         -------              ------
       Net cash provided by financing activities                               -               1,000
                                                                         -------              ------


  Net increase in cash                                                         -               1,000
  Cash, beginning of period                                                    -                   -
                                                                         -------              ------
  Cash, end of period                                                     $    -              $1,000
                                                                         =======              ======


            See accompanying notes to unaudited financial statements

                          PETRO FINANCIAL CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  COMPANY FORMATION AND DESCRIPTION OF BUSINESS

Organization

     Petro Financial Corporation (the "Company") is a wholly owned subsidiary of
Petro Stopping Centers, L.P. ("PSC").   The Company was incorporated in 1994 for
the sole purpose of acting as a co-obligor with PSC for the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable debt warrants (the "Warrants"). The Notes and Warrants are recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135,000,000 10.5% Senior Notes due 2007 (the "New Notes") and made a tender offer for all of, and repurchased approximately, 94% of the Notes and 100% of the Warrants. The New Notes are also recorded on the financial statements of PSC.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 1997, the Company's balance sheet consists only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 1996 and December 31, 1997 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which is filed as Exhibit 99 to this report. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments as of and for the year ended December 31, 1997.

     The Company meets all of the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.


(3)  STOCKHOLDERS' EQUITY

     The Company is a wholly owned subsidiary of PSC, which is the sole
shareholder of all of the Company's single class of common stock.   As the sole
shareholder, PSC has all voting rights and privileges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 27, 1997, the Registrant notified Coopers & Lybrand LLP (El Paso, Texas office) of its decision to dismiss Coopers & Lybrand LLP and to retain Arthur Andersen LLP (Dallas, Texas office) for the audit of its financial statements for fiscal year ended December 31, 1997. The change in the independent accountants was recommended by the Audit Committee of the Board of Directors.

     During the last two most recent fiscal years and interim periods through August 27, 1997, there were no disagreements with Coopers & Lybrand LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report. In addition, during such period, there have been no "reportable events" with Coopers & Lybrand LLP as described in Items 304 (a)(I)(v) of Regulation S-K.

     During the last two most recent calendar years and through September 3, 1997, the Company did not consult Arthur Andersen LLP on either the application of accounting principles to a complete or proposed specific transaction, or on the type of audit opinion that might be rendered on the Company's financial statements.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND MEMBERS OF BOARD OF DIRECTORS

     The executive officers and directors of the Company and their ages as of February 1, 1998, are as follows:


NAME                      AGE            POSITION
------------------------  ---  ----------------------------

James A. Cardwell, Sr.     66  Director and President
Larry J. Zine              43  Director and Vice President
James A. Cardwell, Jr.     38  Director and Vice President
Evan C. Brudahl            42  Vice President
David A. Haug              37  Vice President and Secretary

     James A. (Jack) Cardwell, Sr. -- Jack Cardwell has been President and a Director of the Company since its organization in 1994. He founded PSC in 1975 and has been serving as its Chief Executive Officer since May 1992 and has been a member of the Board of Directors since its formation in 1992. He is the Chairman and President with responsibility for PSC's overall performance. He served as the Chairman of the National Association of Truck Stop Operators ("NATSO") in 1983 and 1984 and has worked on various committees of NATSO since that time. He currently serves as a trustee for Security Capital Pacific Trust (a New York Stock Exchange Company). Jack Cardwell is the father of Jim Cardwell.

     Larry J. Zine -- Larry Zine has been a Director and Vice President since December 1996. He was hired by PSC in December 1996 as Executive Vice President and Chief Financial Officer and is responsible for all financial, accounting, management information and insurance and benefit services for PSC. Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was an integral part of The Circle K Corporation's reorganization from bankruptcy in July 1993, its initial public offering in March 1995 and subsequent sale in June 1996. Mr. Zine had worked for The Circle K Corporation for 15 years in various capacities including the last eight years as Chief Financial Officer. Mr. Zine was educated at the University of North Dakota and holds an M.S. degree in Accounting and a B.S.B.A. in Marketing.

     James A. (Jim) Cardwell, Jr. -- Jim Cardwell is a Director and Vice President. He is also Senior Vice President of Operations and Marketing with responsibility for PSC's operations and fuel purchasing. Mr. Cardwell has been involved with PSC for 14 years and has held various positions including profit center management and was Vice President of Operations from 1986 to 1992. Prior to his current position, he served as Vice President of National Sales and Promotions from June 1993 to January 1997. Mr. Cardwell studied Management and Finance at the University of North Texas. Currently he serves on the board of NATSO, and is Chairman of the Board of the NATSO Foundation. He is also a member of the Young Presidents Organization. Jim Cardwell is the son of Jack Cardwell.

     Evan C. Brudahl -- Evan Brudahl, a Mobil Oil employee, is a Vice President of the Company and the Senior Vice President of Strategic Planning and Development and a Director of PSC. Mr. Brudahl was most recently the Manager of U.S. Diesel Retail Marketing and Travel Center Business at Mobil Oil and has worked for Mobil Oil for 19 years. He has held the positions of District Manager, Manager of U.S. company-operated Gasoline Stations Operations, Company Operation Accounting Manager, and various other positions in U.S. Marketing and Administrative areas. He received a B.B.A. in Marketing from the University of Wisconsin at Whitewater.

     David A. Haug -- David A. Haug is a Vice President and Secretary for the Company. He is also Vice President of Finance and Treasurer of PSC. Prior to his current position he served as the Controller for PSC, a position he held since April 1990. Prior to joining PSC, he was an audit manager with Lauterbach, Borschow and Company, Certified Public Accountants from 1982 to 1990. He received a B.A. in Accounting from New Mexico State University and is a Certified Public Accountant in the state of Texas.


ITEM 11.  EXECUTIVE COMPENSATION

          None


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company is a wholly owned subsidiary of PSC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K


The following documents are filed as a part of this report:             Page
                                                                       -----


1. Financial statements

     Balance Sheets                                                     2

     Statements of Cash Flows                                           3

     The accounts of the Company are included in the December 31, 1996 and December 31, 1997 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which is filed as Exhibit 99 to this report.


2. Financial statements schedule and supplementary information required to be submitted.
                                     None

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 9 of this Annual Report.

(b)  Reports on Form 8-K:  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PETRO FINANCIAL CORPORATION
                                            (Registrant)


                                     /s/ Larry J. Zine
                                     --------------------
                                       (Larry J. Zine)
                                     Vice President and Director
                                     (Principal Financial Officer)

March 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Financial Corporation and in the capacities on the date indicated:


     Signature                          Title                      Date
     ---------                          -----                      ----



  /s/ James A. Cardwell, Sr.     President and Director         March 30, 1998
 ---------------------------
  (James A. Cardwell, Sr.)



 /s/ Larry J. Zine               Vice President and Director    March 30, 1998
 ---------------------------
  (Larry J. Zine)



 /s/ James A. Cardwell, Jr.      Vice President and Director    March 30, 1998
 ---------------------------
  (James A. Cardwell, Jr.)



  /s/ Evan C. Brudahl            Vice President                 March 30, 1998
 ---------------------------
  (Evan C. Brudahl)



  /s/ David A. Haug              Vice President and Secretary   March 30, 1998
 ---------------------------
  (David A. Haug)

                                 EXHIBIT INDEX



Exhibit No.       Exhibit Description

16.1(aa) Letter, dated September 3, 1997, from Coopers & Lybrand LLP, Regarding Change in Certifying Accountants.

16.2(aa) Letter, dated September 3, 1997, from Arthur Andersen LLP, Regarding Change in Certifying Accountants.

16.3(bb) Letter, dated September 11, 1997, from Coopers & Lybrand LLP, Regarding Change in Certifying Accountants.

23.1*             Consent of experts and counsel from Arthur Andersen LLP.

23.2*             Consent of experts and counsel from Coopers & Lybrand LLP.

27*               Financial Data Schedule

99* Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998.



*    Filed herewith.

(aa) Incorporated by reference to the Company's Current Report on Form 8-K, filed on September 3, 1997.

(bb) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on September 11, 1997.