Form 10-Q
period 1998-03-31
PETRO FINANCIAL CORP
filed 1998-05-15
CIK 919953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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
Yes         No   X
    -----      -----

================================================================================

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEET


                                                             December 31,        March 31,
                                                                 1997               1998
                                                           -----------------  ----------------
                               ASSETS
Current assets:

       Cash                                                     $1,000            $1,000
                                                                ------            ------
               Total assets                                     $1,000            $1,000
                                                                ======            ======


                        STOCKHOLDER'S EQUITY

Common stock, $.01 par value:  authorized 10,000 shares:
        issued and outstanding 2,500 shares                     $   25            $   25
Additional paid-in capital                                         975               975
                                                                ------            ------
              Total stockholder's equity                        $1,000            $1,000
                                                                ======            ======


           See accompanying notes to unaudited financial statements

                         PETRO FINANCIAL CORPORATION
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

1)   ORGANIZATION AND BASIS OF PRESENTATION

     Petro Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC for the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135,000,000 10.5% Senior Notes due 2007 (the "New Notes") and made a tender offer for all of, and repurchased approximately 94% of the Notes and approximately 100% of the Warrants. The remaining Notes and the New Notes are recorded on the financial statements of PSC. The Company has no employees and does not conduct any operations.

     The interim financial statements of the Company are unaudited. In the opinion of management, the accompanying unaudited financial statements contain necessary adjustments to present fairly the financial position of the Company at December 31, 1997 and March 31, 1998.

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

         (a)  Exhibits

              Exhibit 27-Financial Data Schedule

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PETRO FINANCIAL CORPORATION
                                                        (Registrant)


Date: May 15, 1998                                   /s/ Larry J. Zine
                                                --------------------------
                                                Executive Vice President, and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                         Exhibit Description
-----------                                         -------------------

27                                                  Financial Data Schedule