Form 10-Q
period 1998-09-30
PETRO FINANCIAL CORP
filed 1998-11-13
CIK 919953

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----



================================================================================

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS


                                                                        December 31,      September 30,
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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"). Capitalized terms used in this report and not defined here have the meaning ascribed to such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998 and December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.



                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27-Financial Data Schedule

         (b)    Reports on Form 8-K

                The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PETRO FINANCIAL CORPORATION
                                                (Registrant)


Date: November 13, 1998                   /s/ Larry J. Zine
                                          -----------------------------
                                          Larry J. Zine
                                          Executive Vice President, and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                         Exhibit Description
-----------                                         -------------------

27*                                                 Financial Data Schedule





*  Filed herewith.