Form 10-K405
period 1998-12-31
PETRO FINANCIAL CORP
filed 1999-03-31
CIK 919953

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



                     For the year ended December 31, 1998



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


        6080 Surety Drive
          El Paso, Texas                                 79905
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (915) 779-4711


                        _______________________________

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None
                       ________________________________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           Yes   X      No
                               -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes   X       No
                -----       -----


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                 Not Applicable


Documents incorporated by reference: Petro Financial Corporation's Current Report on Form 8-K filed on September 3, 1997, as amended on Forms 8-K/A, filed on September 11, 1997.

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

     The Company has no employees, only nominal assets and does not conduct any operations. Accordingly, the financial statements of the Company are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments as of and for the years ended December 31, 1997 and 1998.

     PSC files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC's Annual Report on Form 10-K for 1998, a copy of which is filed as Exhibit 99 to this report.

Item 2.  Properties

     None

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                 PART II

Item 5.  Market of Registrant's Common Equity and Related Stockholder Matters

     The Company is a wholly-owned subsidiary of PSC. Consequently, there is no established trading market for the Company's equity.

Item 6.  Selected Financial Data

     The Company is inactive and therefore does not have financial data to present.

Item 7.  Management's Discussion and Analysis

     The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     None

Item 8.  Financial Statements and Supplementary Data



                          PETRO FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS

                              As of December 31,


                                      1997         1998
                                      ----         ----

                    Assets

Cash                                   $ 1,000       1,000
                                       -------       -----

          Total assets                 $ 1,000       1,000
                                       =======       =====


               Stockholder's Equity

Common stock, $.01 par value:
 10,000 shares authorized;
 2,500 shares issued and outstanding   $    25          25
Additional paid-in capital                 975         975
                                       -------       -----

          Total stockholder's equity   $ 1,000       1,000
                                       =======       =====





           See accompanying notes to unaudited financial statements

                          PETRO FINANCIAL CORPORATION
                      UNAUDITED STATEMENTS OF CASH FLOWS

                       For the years Ended December 31,


                                                         1997        1998
                                                         ----        ----

Cash flows provided by financing activities:

     Proceeds from sale of stock                        $ 1,000           -
                                                        -------       -----

      Net cash provided by financing activities           1,000           -
                                                        -------       -----

Net increase in cash                                      1,000           -
Cash, beginning of period                                     -       1,000
                                                        -------       -----
Cash, end of period                                     $ 1,000       1,000
                                                        =======       =====



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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 1997 and 1998, the Company's balance sheets consists only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 1997 and 1998 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which is filed as Exhibit 99 to this report. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments as of and for the years ended December 31, 1997 and 1998.

     The Company meets all of the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

(3)  Stockholder's Equity

     The Company is a wholly-owned subsidiary of PSC, which is the sole shareholder of the outstanding common stock of the Company. As the sole shareholder, PSC holds all voting rights and privileges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Members of Board of Directors

     The executive officers and directors of the Company and their ages as of February 1, 1999 are as follows:

          Name            Age            Position
------------------------  ---  ----------------------------
James A. Cardwell, Sr.     66  Director and President
Larry J. Zine              44  Director and Vice President
James A. Cardwell, Jr.     38  Director and Vice President
Evan C. Brudahl            43  Vice President
David A. Haug              38  Vice President and Secretary
David A. Appleby           32  Controller


     James A. (Jack) Cardwell, Sr. - Jack Cardwell has been a Director and President of the Company since its organization in 1994. He founded PSC in 1975 and has been serving as its Chief Executive Officer since May 1992, and has been the Chairman since its formation in 1992. He is responsible for PSC's overall performance, defining PSC's image in the marketplace and identifying growth opportunities and overseeing employee and customer retention. He served as the Chairman of the National Association of Truck Stop Operators ("NATSO") in 1983 and 1984 and has worked on various committees of NATSO since that time. He currently serves as a trustee for Archstone Communities (a New York Stock Exchange Company) and serves as a director of El Paso Electric Company (a publicly traded Company). Jack Cardwell is the father of Jim Cardwell.

     Larry J. Zine - Mr. Zine has been a Director and Vice President of the Company since December 1996. He was hired by PSC in December 1996 as Executive Vice President and Chief Financial Officer. As of January 1999, Larry Zine was elected President and a member of the Board of Directors of PSC and is responsible for all financial, accounting, management information and insurance and benefit services for PSC. Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was an integral part of The Circle K Corporation's reorganization from bankruptcy in July 1993, its initial public offering in March 1995, and subsequent sale in June 1996. Mr. Zine had worked for The Circle K Corporation for 15 years in various capacities including the last eight years as Chief Financial Officer. Mr. Zine has been a director of MMH Holdings, Inc., a holding company whose sole direct subsidiary is Morris Material Handling, Inc., a manufacturer, distributor and service provider of "through-the-air" material handling equipment, since March 30, 1998. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.S.B.A. in Marketing. In March 1999, Mr. Zine announced his resignation from the Company and PSC, although he will remain on the Board of the Company and PSC. Effective resignation date to be determined.

     James A. (Jim) Cardwell, Jr. - Jim Cardwell is a Director and Vice President of the Company. Mr. Cardwell is Senior Vice President of Marketing and Business Development for PSC. Mr. Cardwell has been involved with PSC full time for 15 years and has held various positions including profit center management and Vice President of Operations from 1986 to 1992. Prior to his current position, he served as Senior Vice President of Operations and Marketing in 1998, and Vice President of National Sales and Promotions from June 1993 to January 1997. Mr. Cardwell studied Management and Finance at the University of North Texas. Currently he serves on the Board of Directors of NATSO. He is also a member of the Young Presidents Organization. Jim Cardwell is the son of Jack Cardwell.

     Evan C. Brudahl - Evan Brudahl, a Mobil Oil employee, is a Vice President of the Company and the Senior Vice President of Operations and a member of the Board of Directors of PSC. Mr. Brudahl is responsible for PSC's operations, overseeing engineering operations, fuel purchasing and transportion, franchise operations and the fuel island, travel store and Petro:Lube operations. Mr. Brudahl was most recently the Manager of U.S. Diesel Retail Marketing and Travel Center Business at Mobil Oil and has worked for Mobil Oil for 21 years. He has held the positions of District Manager, Manager of U.S. company-operated Gasoline Stations Operations, Company Operations Accounting Manager, and various other positions in U.S. Marketing and Administrative areas. He received a B.B.A. in Marketing from the University of Wisconsin at Whitewater. Effective April 1, 1999, Mr. Brudahl will become a permanent Petro employee, resigning from Mobil Oil. As of April 1, 1999, Mr. Brudahl will no longer be a member of the Board of Directors but will continue to remain an officer of PSC. Mr. Brudahl has worked for PSC since February 1997 as a Mobil Oil employee.

     David A. Haug - David Haug is a Vice President and Secretary for the Company. In March 1999, David Haug announced his resignation as Vice President and Secretary of the Company in addition to his resignation as Vice President of Finance of PSC; both resignations were effective March 19, 1999. Prior to such position, he served as the Controller for PSC, a position he held since April 1990. Prior thereto, he served as Audit Manager with Lauterbach, Borschow and Company, Certified Public Accountants from 1982 to 1990. He received a B.A. in Accounting from New Mexico State University and is a Certified Public Accountant in the State of Texas.

     David A. Appleby - Effective March 20, 1999, David Appleby assumed the Vice President and Secretary position of the Company. Mr. Appleby also assumed, effective March 20, 1999, Vice President of Finance of PSC with the responsibility for all accounting, finance, treasury and credit operations. Prior to such date, Mr. Appleby was the Controller for PSC, a position he held since February 1998. Prior thereto, Mr. Appleby was a Senior Audit Manager with KPMG Peat Marwick, LLP from 1991 to 1998. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant in the State of Texas.

Item 11.  Executive Compensation

     None

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Company is a wholly-owned subsidiary of PSC.

Item 13.  Certain Relationships and Related Transactions

     None

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Forms 8-k


The following documents are filed as a part of this report:          Page
                                                                     ----
1.   Financial statements

      Balance Sheets                                                   2

      Statements of Cash Flows                                         3

     The accounts of the Company are included in the December 31, 1997 and December 31, 1998 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which is filed as Exhibit 99 to this report.

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



                              PETRO FINANCIAL CORPORATION

                                    (Registrant)



                                 /s/ Larry J. Zine
                               --------------------------------------
                                    (Larry J. Zine)
                               Vice President and Director
                               (Principal Financial Officer
                               and Chief Accounting Officer)



March 31, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Financial Corporation and in the capacities on the date indicated:


     Signature        Title          Date
     ---------        -----          ----

/s/ James A. Cardwell, Sr.    President and Director          March 31, 1999
--------------------------    (Principal Executive Officer)
   (James A. Cardwell, Sr.)



/s/ Larry J. Zine              Vice President and Director    March 31, 1999
--------------------------     (Principal Financial Officer
   (Larry J. Zine)             and Chief Accounting Officer)



/s/ James A. Cardwell, Jr.     Vice President and Director    March 31, 1999
---------------------------
   (James A. Cardwell, Jr.)

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

23.2*         Consent of experts and counsel from PricewaterhouseCoopers LLP.

27*           Financial Data Schedule

99* Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.


*    Filed herewith.



(aa) Incorporated by reference to the Company's Current Report on Form 8-K, filed on September 3, 1997.

(bb) Incorporated by reference to the Company's current Report on Form 8-K/A, filed on September 11, 1997.