Form 10-Q
period 1999-03-31
PETRO FINANCIAL CORP
filed 1999-05-14
CIK 919953

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                        Commission file number 1-13020
                                               -------

                          PETRO FINANCIAL CORPORATION

          (Exact name of the registrant as specified in its charter)

        DELAWARE                                               74-2699614
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


     6080 SURETY DR.                                              79905
     EL PASO, TEXAS                                             (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:     (915) 779-4711


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No ____
                                                ------


================================================================================

                         PART 1. Financial Information

Item 1. Financial Statements

                          PETRO FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS


                                                          December 31, March 31,
                                                              1998        1999
                                                              ----        ----
                               Assets
Current assets:
       Cash                                                  $1,000      $1,000
                                                             ------      ------
            Total assets                                     $1,000      $1,000
                                                             ======      ======


          Stockholder's Equity

Common stock, $.01 par value:  authorized 10,000 shares:
        issued and outstanding 2,500 shares                  $   25      $   25
Additional paid-in capital                                      975         975
                                                             ------      ------
            Total stockholder's equity                       $1,000      $1,000
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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"). Capitalized terms used in this report and not defined here have the meaning ascribed to such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 and March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is inactive and, accordingly, it has no operations and only minimal assets.


                          PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 27-Financial Data Schedule

        (b)   Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PETRO FINANCIAL CORPORATION
                                               (Registrant)


Date: May 14, 1999                           /s/ David A. Appleby
                                           ------------------------
                                           David A. Appleby
                                           Vice President of Finance
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                Exhibit Description
-----------                                -------------------

 27*                                       Financial Data Schedule



* Filed herewith.