Form 10-Q
period 1999-06-30
PETRO FINANCIAL CORP
filed 1999-08-16
CIK 919953

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999


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


                                                       December 31,    June 30,
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
                                                          ======        ======


               See accompanying notes to unaudited balance sheets

                          PETRO FINANCIAL CORPORATION
                       NOTES TO UNAUDITED BALANCE SHEETS


1) Organization and Basis of Presentation

     Petro Financial Corporation (the "Company") is a wholly owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC for the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135,000,000 10.5% Senior Notes due 2007 (the "New Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. The remaining Notes and the New Notes are recorded on the financial statements of PSC.

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"). Capitalized terms used in this report and not defined here have the meaning ascribed to such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 and June 30, 1999.

2) Subsequent Events

     On July 23, 1999, PSC, certain of its partners and Volvo Trucks North America, Inc. ("Volvo") consummated a transaction (the "Recapitalization") pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed, and all of the present owners in PSC, other than Petro Holdings GP Corp., Petro Holdings LP Corp., each of which are affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee, became owners in Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of New Senior Discount Notes (as defined below) and PSC and the Company, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the Warrants (see below). In addition, Volvo Petro Holdings, L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30,000,000 to acquire common limited partnership interests in Holdings while Mobil Long Haul, Inc. ("Mobil"), an affiliate of Mobil Corporation, invested an additional $5,000,000 in convertible preferred interests of Holdings. Holdings purchased the common interest in PSC owned by affiliates of Chartwell for aggregate consideration of approximately $69,800,000, which consisted of a $55,000,000 cash payment and the issuance to Chartwell of approximately $14,800,000 in accreted value of 15.0% New Senior Discount Notes (as defined below) due 2008, without Warrants. Holdings also purchased the common interests in PSC owned by Kirschner for cash consideration of $2,800,000. J. A. Cardwell, Sr., James A. Cardwell, Jr., Petro Inc. (a corporation wholly owned by J. A. Cardwell, Sr.) and JAJCO II, Inc. (a company owned by James A. Cardwell, Jr.) (collectively, the "Cardwell Group") and Mobil maintained their capital investments in Holdings.

     As part of the Recapitalization, Holdings issued 82,707 Units each consisting of $1,000 principal amount at stated maturity of Holdings of 15.0% Senior Discount Notes Due 2008 and 82,707 exchangeable Warrant Holdings' Warrants ("New Senior Discount Notes"). Upon an exchange event, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset is currently 10.0% of the common limited partnership interests in Holdings. Neither Warrant Holdings nor Financial Holdings will conduct any business other than issuance of the Warrants and acting as the co-issuer of the New Senior Discount Notes, respectively.

     After giving effect to the Recapitalization, Holdings is the owner of approximately 99.0% of the common interests of PSC. The common partnership interests of Holdings are owned by the Cardwell Group (approximately 51.6%), Volvo Trucks (approximately 28.7%), Mobil (approximately 9.7%) and Warrant Holdings (approximately 10.0%) and the mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil ($17,000,000) and the Cardwell Group ($7,600,000). The Cardwell Group owns both general and limited partnership interests in Holdings, while Volvo, Mobil and Warrant Holdings own only limited partnership interests.

     PSC also amended its senior collateralized credit facility (the "Existing Senior Credit Facility" and, as amended, the "New Senior Credit Facility") as part of the Recapitalization. The New Senior Credit Facility consists of an $85,000,000 revolving credit facility and a $40,000,000 Term Loan B. The proceeds of the New Term Loan B were used to repay amounts due under the Term A and B Loans and the Expansion Facility of the Existing Senior Credit Facility of approximately $38,271,000, plus accrued interest. The New Senior Credit Facility is collateralized by substantially all of the assets of PSC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.



                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27-Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PETRO FINANCIAL CORPORATION
                                               (Registrant)


Date:  August 16, 1999                     /s/ David A. Appleby
                                         ------------------------
                                         David A. Appleby
                                         Vice President of Finance
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.            Exhibit Description
-----------            -------------------

  27*                  Financial Data Schedule



*  Filed herewith.