Form 10-Q
period 1999-09-30
PETRO FINANCIAL CORP
filed 1999-11-12
CIK 919953

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS


                                                     December 31,  September 30,
                                                         1998          1999
                                                     ------------  -------------
                                    Assets

Current assets:
   Cash                                                 $1,000        $1,000
                                                        ------        ------
       Total assets                                     $1,000        $1,000
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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"). Capitalized terms used in this report and not defined here have the meaning ascribed to such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 and September 30, 1999.

2)   Recapitalization

     On July 23, 1999, PSC, consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and PSC and the Company became subsidiaries of Holdings. The Recapitalization had no affect on the historical book values of the Company's assets and stockholder's equity accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is inactive and, accordingly, it has no operations and only minimal assets.



                          PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27-Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PETRO FINANCIAL CORPORATION
                                                     (Registrant)


Date:  November 12, 1999                         /s/ David A. Appleby
                                             ----------------------------
                                             David A. Appleby
                                             Vice President of Finance
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                     Exhibit Description
-----------                     -------------------

27*                             Financial Data Schedule



*  Filed herewith.