Form 10-K405
period 1999-12-31
PETRO FINANCIAL CORP
filed 2000-03-29
CIK 919953

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

                     For the year ended December 31, 1999

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

Documents incorporated by reference: Portions of Item 14 of Part IV are incorporated by reference to: Petro Stopping Centers, L.P.'s and Petro Financial Corporation's Registration Statement No. 33-76154, filed on April 26, 1994.

The Registrant, Petro Financial Corporation, meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

================================================================================

                                    PART I

Item 1.  Business

General

     We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC"), incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC for the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, we as co-obligors, and PSC issued $135,000,000 10.5% Senior Notes due 2007 (the "New Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. The remaining Notes and the New Notes are recorded on the financial statements of PSC.

     We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our balance sheets are unaudited. In the opinion of management, the accompanying unaudited balance sheets contain all necessary adjustments for fair presentation as of the years ended December 31, 1998 and 1999.

     On July 23, 1999, PSC, consummated several transactions collectively referred to as the "Recapitalization." Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and we and PSC became subsidiaries of Holdings. The Recapitalization had no affect on the recorded amounts of our assets or stockholder's equity accounts.

     PSC files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC's Annual Report on Form 10-K for 1999, a copy of which is filed as Exhibit 99 to this report.

Item 2.  Properties

     None

Item 3.  Legal Proceedings

     None


                                    PART II

Item 5.  Market of Registrant's Common Equity and Related Stockholder Matters

     We are a wholly-owned subsidiary of PSC. Consequently, there is no established trading market for our equity.

Item 7A.  Quantitative and Qualitative Disclosures About Market Rate

     None

Item 8.  Financial Statements and Supplementary Data


                          PETRO FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS
                                (in thousands)


                                                                       December 31,    December 31,
                                                                           1998           1999
                                                                        ---------      ---------
       Assets

Cash................................................................   $   1,000        $  1,000
                                                                       ---------        --------
        Total assets................................................   $   1,000        $  1,000
                                                                       =========        ========


      Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                                 $      25        $     25
Additional paid-in capital..........................................         975             975
                                                                       ---------        --------

        Total stockholder's equity..................................   $   1,000        $  1,000
                                                                       =========        ========

           See accompanying notes to unaudited financial statements

                          PETRO FINANCIAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Company Formation and Description of Business

Company Formation

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

     On July 23, 1999, PSC, consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and PSC and the Company became subsidiaries of Holdings. The Recapitalization had no affect on the recorded amounts of the Company's assets and stockholder's equity accounts.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 1998 and 1999, the Company's balance sheets consists only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 1998 and 1999 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which is filed as Exhibit 99 to this report. In the opinion of management, the accompanying unaudited balance sheets contain all necessary adjustments for fair presentation as of the years ended December 31, 1998 and 1999.

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


     The accounts of the Company are included in the December 31, 1998 and December 31, 1999 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which is filed as Exhibit 99 to this Annual Report.

2. Financial statements schedule and supplementary information required to be submitted.

     None

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.   Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 8 of this Annual Report.

(b)  Reports on Form 8-K:

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PETRO FINANCIAL CORPORATION
                                         (Registrant)


                                 By:     /s/ J. A. Cardwell, Sr.
                                    --------------------------------
                                            J. A. Cardwell, Sr.
                                          President and Director
                                      (Principal Executive Officer)


March 29, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Financial Corporation and in the capacities on the date indicated:

     Signature                          Title                       Date
     ---------                          -----                       ----

/s/ J.A. Cardwell, Sr.           President and Director         March 29, 2000
------------------------------
(J.A. Cardwell, Sr.)             (Principal Executive Officer)


 /s/ James A. Cardwell, Jr.      Vice President and Director    March 29, 2000
------------------------------
    (James A. Cardwell, Jr.)

/s/ David A. Appleby             Vice President                 March 29, 2000
------------------------------
   (David A. Appleby)            (Principal Financial Officer
                                 and Chief Accounting Officer)

 /s/ Larry J. Zine               Director                       March 29, 2000
------------------------------
    (Larry J. Zine)

                                 EXHIBIT INDEX


Exhibit No.          Exhibit Description

 3.1(a)       Certificate of Incorporation.

 3.2(a)       Bylaws.

23.1*         Consent of Independent Public Accountants.

24.1 Power of Attorney (included as part of the signature page of the Form 10-K).

27*           Financial Data Schedule

99* Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 29, 2000.


*    Filed herewith.

(a) Incorporated by reference to Petro Stopping Centers, L.P.'s and Petro Financial Corporation's Registration Statement on Form S-1 (Registration No. 33-76154).