Form 10-Q
period 2000-03-31
PETRO FINANCIAL CORP
filed 2000-05-12
CIK 919953

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


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
Yes    X    No
      ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS


                                                        December 31,   March 31,
                                                            1999          2000
                                                        ------------   ---------

          Assets

Cash                                                      $  1,000      $  1,000
                                                          --------      --------
     Total assets                                         $  1,000      $  1,000
                                                          ========      ========

     Stockholder's Equity

Common stock, $.01 par value:  10,000 shares authorized;
 2,500 shares issued and outstanding                      $     25      $     25
Additional paid-in capital                                     975           975
                                                           -------      --------
     Total stockholder's equity                           $  1,000      $  1,000
                                                           =======      ========

              See accompanying notes to unaudited balance sheets.

                          PETRO FINANCIAL CORPORATION
                       NOTES TO UNAUDITED BALANCE SHEETS

(1)  Organization and Basis of Presentation

     Petro Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135,000,000 10.5% Senior Notes due 2007 (the "10.5% Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. The remaining Notes and the 10.5% Notes are recorded on the financial statements of PSC.

     On July 23, 1999, PSC, consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and PSC and the Company became subsidiaries of Holdings. The Recapitalization had no effect on the recorded amounts of the Company's assets and stockholder's equity accounts.

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. The accompanying unaudited balance sheets have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

     These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and March 31, 2000.

     The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.



                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 4 of this Quarterly Report.

        (b)  Reports on Form 8-K

             The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PETRO FINANCIAL CORPORATION
                                            (Registrant)


Date:  May 12, 2000                     /s/ David A. Appleby
                                     ------------------------------
                                            David A. Appleby
                                            Vice President
                                            (on behalf of Registrant and
                                            as Registrant's Principal Financial
                                            and Chief Accounting Officer)

                         EXHIBIT INDEX



Exhibit No.                                     Exhibit Description
-----------                                     -------------------

3.1 (aa)                                        Certificate of Incorporation.

3.2 (aa)                                        Bylaws.

27*                                             Financial Data Schedule.

_____________

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-1 (Registration No. 33-76154) on April 26, 1994.

*     Filed herewith.