Form 10-Q
period 2000-06-30
PETRO FINANCIAL CORP
filed 2000-08-11
CIK 919953

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,500.

    The registrant meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                         PART I. Financial Information

Item 1.  Financial Statements

                          PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                                      December 31,          June 30,
                                                                          1999                2000
                                                                      ------------        ------------
                Assets

Cash                                                                  $      1,000        $      1,000
                                                                      ------------        ------------
       Total assets                                                   $      1,000        $      1,000
                                                                      ============        ============

         Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                                $         25        $         25
Additional paid-in capital                                                     975                 975
                                                                      ------------        ------------
       Total stockholder's equity                                     $      1,000        $      1,000
                                                                      ============        ============



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

    The unaudited condensed balance sheets should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and June 30, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         None.


                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 5 of this Quarterly Report.

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PETRO FINANCIAL CORPORATION
                                               (Registrant)


Date:  August 11, 2000                  /s/ David A. Appleby
                                     -------------------------------------------
                                            David A. Appleby
                                            Vice President
                                            (on behalf of Registrant and
                                            as Registrant's Principal Financial
                                            and Chief Accounting Officer)

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