Form 10-Q
period 2000-09-30
PETRO FINANCIAL CORP
filed 2000-11-13
CIK 919953

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

               For the quarterly period ended September 30, 2000


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

Yes  X    No _____
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



================================================================================

                         PART I. Financial Information

Item 1.  Financial Statements


                          PETRO FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS

                                                               December 31,    September 30,
                                                                   1999             2000
                                                               ------------    -------------
       Assets
Cash                                                               $   1,000        $   1,000
                                                              --------------   --------------
        Total assets                                               $   1,000        $   1,000
                                                              ==============   ==============

      Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                             $      25        $      25
Additional paid-in capital                                               975              975
                                                              --------------    -------------
        Total stockholder's equity                                 $   1,000        $   1,000
                                                              ==============    =============

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

          The unaudited condensed balance sheets should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and September 30, 2000.

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

         (b)      Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PETRO FINANCIAL CORPORATION
                                                 (Registrant)



Date:  November 13, 2000                 /s/ David A. Appleby
                                         ----------------------------
                                             David A. Appleby
                                             Vice President
                                             (on behalf of Registrant and
                                             as Registrant's Principal Financial
                                             and Chief Accounting Officer)

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

-------------

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-1 (Registration No. 33-76154) on April 26, 1994.

*       Filed herewith.