Form 10-K405
period 2000-12-31
PETRO FINANCIAL CORP
filed 2001-04-02
CIK 919953

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

                     For the year ended December 31, 2000

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

     Registrant's telephone number, including area code: (915) 779-4711
                                                         --------------

                       ________________________________

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



================================================================================

                                    PART I

Item 1.  Business

General

     We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC"), incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100,000,000 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, we as co-obligors, and PSC issued $135,000,000 10.5% Senior Notes due 2007 (the "10.5% Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. The remaining Notes and the 10.5% Notes are recorded on the financial statements of PSC.

     We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 1999 and December 31, 2000.

     On July 23, 1999, PSC, consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and we and PSC became subsidiaries of Holdings. The Recapitalization had no effect on the recorded amounts of our assets or stockholder's equity accounts.

     PSC files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC's Annual Report on Form 10-K for 2000, a copy of which is filed as Exhibit 99 to this Annual Report.

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


                                              December 31,       December 31,
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
                                              ============       ============

               Stockholder's Equity

     Common stock, $.01 par value;
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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 1999 and 2000, the Company's balance sheets consists only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 1999 and 2000 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and December 31, 2000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as a part of this report:

          1.   Financial statements                                   Page
                                                                      ----

               Unaudited Balance Sheets                                 2
               Notes to Unaudited Balance Sheets                        3


          The accounts of the Company are included in the December 31, 1999 and December 31, 2000 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which is filed as Exhibit 99 to this Annual Report.

          2. Financial statements schedule and supplementary information required to be submitted.

               None

          All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits

          Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 6 of this Annual Report.

          (b)  Reports on Form 8-K:

               None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PETRO FINANCIAL CORPORATION
                                       (Registrant)

                               By:  /s/ J.A. Cardwell, Sr.
                                    ----------------------------------------
                                        J.A. Cardwell, Sr.
                                        President and Director
                                        (Principal Executive Officer)


Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Financial Corporation and in the capacities on the date indicated:

       Signature                               Title                                Date
       ---------                               -----                                ----

/s/ J.A. Cardwell, Sr.             President and Director                       March 30, 2001
---------------------------        (Principal Executive Officer)
   (J.A. Cardwell, Sr.)


/s/ David A. Appleby               Treasurer and Chief Financial Officer        March 30, 2001
---------------------------        (Principal Financial Officer
   (David A. Appleby)              and Chief Accounting Officer)


/s/ James A. Cardwell, Jr.         Vice President and Director                  March 30, 2001
---------------------------
   (James A. Cardwell, Jr.)


/s/ Larry J. Zine                  Director                                     March 30, 2001
---------------------------
   (Larry J. Zine)


                                 EXHIBIT INDEX


Exhibit No.    Exhibit Description
-----------    -------------------

3.1 (a)        Certificate of Incorporation.

3.2 (a)        Bylaws.

24.1* Power of Attorney (Included as part of the signature page of the Form 10-K).

99* Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001.

(a) Incorporated by reference to Petro Stopping Centers, L.P.'s and Petro Financial Corporation's Registration Statement on Form S-1 (Registration No. 33-76154).


*    Filed herewith.