Form 10-Q
period 2001-09-30
PETRO FINANCIAL CORP
filed 2001-11-14
CIK 919953

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

               For the quarterly period ended September 30, 2001


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant, Petro Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                        PART I.  Financial Information

Item 1.   Financial Statements

                          PETRO FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS


                                        December 31,        September 30,
                                            2000                2001
                                        ------------        -------------
               Assets

Cash                                    $      1,000        $       1,000
                                        ------------        -------------
     Total assets                       $      1,000        $       1,000
                                        ============        =============

        Stockholder's Equity

Common stock, $.01 par value: 10,000
  shares authorized; 2,500 shares
  issued and outstanding                $         25        $          25
Additional paid-in capital                       975                  975
                                        ------------        -------------
     Total stockholder's equity         $      1,000        $       1,000
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

     The unaudited condensed balance sheets should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and September 30, 2001.

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

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PETRO FINANCIAL CORPORATION
                                     (Registrant)


Date:  November 13, 2001      By:  /s/ J.A. Cardwell, Sr.
                                   ----------------------
                                   J.A. Cardwell, Sr.
                                   President and Director
                                   (on behalf of Registrant and as Registrant's
                                   Principal Executive Officer)

                                 EXHIBIT INDEX



Exhibit No.           Exhibit Description
-----------           -------------------

3.1 (aa)              Certificate of Incorporation.

3.2 (aa)              Bylaws.

---------------

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-1 (Registration No. 33-76154) on April 26, 1994.