Form 10-K405
period 2001-12-31
PETRO FINANCIAL CORP
filed 2002-04-01
CIK 919953

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

                      For the year ended December 31, 2001

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

                                    Yes  X     No ___
                                       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    Yes  X     No ___
                                       -----

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


================================================================================

                                     PART I

Item 1.  Business

General

         We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC"), incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, we as co-obligors, and PSC issued $135.0 million 10.5% Senior Notes due 2007 (the "10.5% Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. The remaining Notes and the 10.5% Notes are recorded on the financial statements of PSC.

         On July 23, 1999, PSC consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and we and PSC became subsidiaries of Holdings. The Recapitalization had no effect on the recorded amounts of our assets or stockholder's equity accounts.

         We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2000 and 2001.

         PSC files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC's Annual Report on Form 10-K for 2001, a copy of which is filed as Exhibit 99 to this Annual Report.

Item 2.  Properties

         None

Item 3.  Legal Proceedings

         None

                                     PART II

Item 5.  Market of Registrant's Common Equity and Related Stockholder Matters

         We are a wholly-owned subsidiary of PSC. Consequently, there is no established trading market for our equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Rate

         None

Item 8.  Financial Statements and Supplementary Data

                           PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                               December 31,      December 31,
                                                                   2000              2001
                                                              --------------    --------------
              Assets

Cash                                                             $ 1,000           $ 1,000
                                                                 -------           -------
        Total assets                                             $ 1,000           $ 1,000
                                                                 =======           =======

     Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                           $    25           $    25
Additional paid-in capital                                           975               975
                                                                 -------           -------
        Total stockholder's equity                               $ 1,000           $ 1,000
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

         On July 23, 1999, PSC consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. ("Holdings") was created as a holding company, and PSC and the Company became subsidiaries of Holdings. The Recapitalization had no effect on the recorded amounts of the Company's assets and stockholder's equity accounts.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

         The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 2000 and 2001, the Company's balance sheets consists only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 2000 and 2001 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and 2001.

         The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited.

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

         The accounts of the Company are included in the December 31, 2000 and 2001 consolidated balance sheets of PSC, which are included in PSC's Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which is filed as Exhibit 99 to this Annual Report.

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

         (b) Reports on Form 8-K:

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PETRO FINANCIAL CORPORATION
                                      (Registrant)

                              By: /s/ J.A. Cardwell, Sr.
                                  -----------------------------------
                                      J.A. Cardwell, Sr.
                                      President and Director
                                      (On behalf of Registrant and as
                                      Registrant's Principal Executive Officer)


Date:    March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Financial Corporation and in the capacities and on the dates indicated.

         Signature                          Title                                     Date
         ---------                          -----                                     ----
/s/ J.A. Cardwell, Sr.              President and Director                          March 28, 2002
-------------------------------     (Principal Executive Officer)
   (J.A. Cardwell, Sr.)

/s/ Edward Escudero                 Vice President of Finance and Treasurer         March 28, 2002
-----------------------------       (Principal Financial Officer
   (Edward Escudero)                and Chief Accounting Officer)

/s/ James A. Cardwell, Jr.          Vice President and Director                     March 28, 2002
---------------------------
   (James A. Cardwell, Jr.)

/s/ Larry J. Zine                   Director                                        March 28, 2002
---------------------------------
   (Larry J. Zine)

                                  EXHIBIT INDEX

Exhibit No.     Exhibit Description
-----------     -------------------

3.1 (a)         Certificate of Incorporation.

3.2 (a)         Bylaws.

24.1* Power of Attorney (Included as part of the signature page of the Form 10-K).

99* Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001, dated as of March 28, 2001.

(a) Incorporated by reference to Petro Stopping Centers, L.P.'s and Petro Financial Corporation's Registration Statement on Form S-1 (Registration No. 33-76154).


*        Filed herewith.