Form 10-Q
period 2002-03-31
PETRO FINANCIAL CORP
filed 2002-05-15
CIK 919953

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

                  For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2002, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant, Petro Financial Corporation, meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                          PART 1. Financial Information

Item 1.   Financial Statements

                           PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                                    December 31,      March 31,
                                                                        2001            2002
                                                                   -------------   ------------
              Assets
Cash                                                                $     1,000     $     1,000
                                                                   ------------    ------------
       Total assets                                                 $     1,000     $     1,000
                                                                   ============    ============

     Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                              $        25     $        25
Additional paid-in capital                                                  975             975
                                                                   ------------    ------------
        Total stockholder's equity                                  $     1,000     $     1,000
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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. The accompanying unaudited balance sheets have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     The unaudited condensed balance sheets should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and March 31, 2002.

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

         (b)      Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PETRO FINANCIAL CORPORATION
                                                (Registrant)


Date:  May 14, 2002                     By:  /s/ J.A. Cardwell, Sr.
                                             -----------------------------------
                                                 J.A. Cardwell, Sr.
                                                 President and Director
                                                 (On behalf of Registrant and as
                                                 Registrant's Principal
                                                 Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Description
-----------       -------------------

3.1 (a)           Certificate of Incorporation.

3.2 (a)           Bylaws

-------------

(a) Incorporated by reference to Petro Stopping Centers, L.P.'s and Petro Financial Corporation's Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.