Form 10-Q
period 2002-06-30
PETRO FINANCIAL CORP
filed 2002-08-14
CIK 919953

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

                  For the quarterly period ended June 30, 2002

                         Commission file number 1-13020

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

Yes    X    No
    ------     --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2002, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant, Petro Financial Corporation, meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                          PART 1. Financial Information

Item 1.  Financial Statements

                           PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS


                                                                    December 31,   June 30,
                                                                        2001          2002
                                                                    ------------  -----------
              Assets

 Cash                                                               $  1,000      $  1,000
                                                                   ----------    ----------
        Total assets                                                $  1,000      $  1,000
                                                                   ==========    ==========

     Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                              $     25      $     25
Additional paid-in capital                                               975           975
                                                                   ----------    ----------
        Total stockholder's equity                                  $  1,000      $  1,000
                                                                   ==========    ==========



               See accompanying notes to unaudited balance sheets.

                           PETRO FINANCIAL CORPORATION
                        NOTES TO UNAUDITED BALANCE SHEETS

(1)  Company Formation and Description of Business

Company Formation

     Petro Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135.0 million 10.5% Senior Notes due 2007 (the "10.5% Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. On June 3, 2002 PSC repurchased and retired all of the outstanding Notes for $6.2 million plus accreted interest. The 10.5% Notes are recorded on the financial statements of PSC. The Company has no employees and does not conduct any operations.

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

     The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and June 30, 2002.

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

        (b)  Reports on Form 8-K

             The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PETRO FINANCIAL CORPORATION
                                           (Registrant)


Date: August 13, 2002             By:  /s/ J.A. Cardwell, Sr.
                                    --------------------------------------------
                                    J.A. Cardwell, Sr.
                                    President and Director
                                    (On behalf of Registrant and as Registrant's
                                    Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Description
----------        -------------------

3.1 (a)           Certificate of Incorporation.

3.2 (a)           Bylaws

-------------

(a) Incorporated by reference to Petro Stopping Centers, L.P.'s and Petro Financial Corporation's Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.