Form 10-Q
period 2002-09-30
PETRO FINANCIAL CORP
filed 2002-11-14
CIK 919953

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

                For the quarterly period ended September 30, 2002


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2002, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant, Petro Financial Corporation, meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                          PART 1. Financial Information

Item 1.  Financial Statements

                           PETRO FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                   December 31,    September 30,
                                                      2001             2002
                                                   ------------    -------------
              Assets
Cash                                               $      1,000    $       1,000
                                                   ------------    -------------
        Total assets                               $      1,000    $       1,000
                                                   ============    =============

        Stockholder's Equity

Common stock, $.01 par value: 10,000 shares
  authorized; 2,500 shares issued and outstanding  $         25    $          25
Additional paid-in capital                                  975              975
                                                   ------------    -------------
        Total stockholder's equity                 $      1,000    $       1,000
                                                   ============    =============

              See accompanying notes to unaudited balance sheets.

                           PETRO FINANCIAL CORPORATION
                        NOTES TO UNAUDITED BALANCE SHEETS

(1)  Company Formation and Description of Business

Company Formation

     Petro Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers, L.P. ("PSC") and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% Senior Notes due 2002 (the "Notes") and 100,000 exchangeable Debt Warrants (the "Warrants"). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135.0 million 10.5% Senior Notes due 2007 (the "10.5% Notes") and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. On June 3, 2002 PSC repurchased and retired all of the outstanding Notes for $6.2 million plus accrued interest. The 10.5% Notes are recorded on the financial statements of PSC. The Company has no employees and does not conduct any operations.

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

     The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and September 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  None

Item 4.  Controls and Procedures

                  As the Company has no employees, only minimal assets and conducts no operations, it has only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of a date within 90 days of the date of this report, our principal executive officer and principal financial officer concluded they are effective in light of the nature of the Company and its lack of operations. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.


                           PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 7 of this Quarterly Report.

         (b)      Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PETRO FINANCIAL CORPORATION
                                  (Registrant)


Date: November 13, 2002    By:  /s/ J.A. Cardwell, Sr.
                                ------------------------------------------------
                                    J.A. Cardwell, Sr.
                                    President and Director
                                    (On behalf of Registrant and as Registrant's
                                    Principal Executive Officer)

                                 Certifications

I, J.A. Cardwell, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Petro Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ J.A. Cardwell, Sr.
-------------------------
   (J.A. Cardwell, Sr.)
   President and Director

                                 Certifications

I, Edward Escudero, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Petro Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Edward Escudero
------------------------------------------
   (Edward Escudero)
   Vice President of Finance and Treasurer

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