Form 10-Q
period 2003-06-30
PETRO FINANCIAL CORP
filed 2003-08-14
CIK 919953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2003, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART 1.    Financial Information

Item 1.    Financial Statements

PETRO FINANCIAL CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2002	June 30, 2003
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity

Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

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

The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and June 30, 2003.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.    Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of June 30, 2003, our principal executive officer and principal financial officer concluded they are effective in light of our lack of operations. There have been no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 5 of this Quarterly Report.

(b)    Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO FINANCIAL CORPORATION (Registrant)

Date: August 13, 2003	By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr. President and Director (On behalf of Registrant and as Registrant’s Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1(a)	Certificate of Incorporation.

3.2(a)	Bylaws

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.

*	Filed herewith