Form 10-K
period 2003-12-31
PETRO FINANCIAL CORP
filed 2004-03-26
CIK 919953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

On December 31, 2003, 2,500 shares of Petro Financial Corporation stock were outstanding.

The Registrant, Petro Financial Corporation, meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

PART I

Item 1.	Business

General

We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”), incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% senior notes due 2002 (the “Notes”) and 100,000 exchangeable Debt Warrants (the “Warrants”). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, we as co-obligors, and PSC issued $135.0 million 10.5% senior notes due 2007 (the “10.5% Notes”) and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. On June 3, 2002, all of the outstanding Notes matured and were retired for $6.2 million plus outstanding interest. The remaining 10.5% Notes are recorded on the financial statements of PSC.

On July 23, 1999, PSC consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. (“the Holding Partnership”) was created as a holding company, and we and PSC became subsidiaries of Holdings. The Recapitalization had no effect on the recorded amounts of our assets or stockholder’s equity accounts.

On February 9, 2004, we as co-obligors, and PSC completed a series of transactions referred to as the Refinancing Transactions, in which PSC refinanced substantially all of its existing indebtedness and the indebtedness of the Holding Partnership. The components of the Refinancing Transactions consist of:

•	We as co-obligors, and PSC issued $225.0 million 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase or redemption of all of the outstanding 10½% Notes;

•	PSC entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of PSC’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension of the mandatory purchase date of the warrants, by the Holding Partnership, issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of PSC’s outstanding trade credit balance with Exxon Mobil Corporation.

The 9% Notes are recorded on the financial statements of PSC.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2002 and 2003.

PSC files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC’s Annual Report on Form 10-K for 2003, a copy of which is filed as Exhibit 99 to this Annual Report.

Item 2.	Properties

None

Item 3.	Legal Proceedings

None

PART II

Item 5.	Market of Registrant’s Common Equity and Related Stockholder Matters

We are a wholly-owned subsidiary of PSC. Consequently, there is no established trading market for our equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 8.	Financial Statements and Supplementary Data

PETRO FINANCIAL CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2002	December 31, 2003
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity

Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to unaudited balance sheets.

PETRO FINANCIAL CORPORATION

NOTES TO UNAUDITED BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% senior notes due 2002 (the “Notes”) and 100,000 exchangeable Debt Warrants (the “Warrants”). The Notes and Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135.0 million 10.5% senior notes due 2007 (the “10.5% Notes”) and made a tender offer for all of, and repurchased approximately 94.0% of the Notes and approximately 100% of the Warrants. On June 3, 2002, all of the outstanding Notes matured and were retired for $6.2 million plus outstanding interest. The remaining 10.5% Notes are recorded on the financial statements of PSC.

On July 23, 1999, PSC consummated several transactions collectively referred to as the Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. (“the Holding Partnership”) was created as a holding company, and PSC and the Company became subsidiaries of Holdings. The Recapitalization had no effect on the recorded amounts of the Company’s assets and stockholder’s equity accounts.

On February 9, 2004, PSC and the Company, as co-obligors, completed a series of transactions referred to as the Refinancing Transactions, in which PSC refinanced substantially all of its existing indebtedness and the indebtedness of the Holding Partnership. The components of the Refinancing Transactions consist of:

•	PSC and the Company issued $225.0 million 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase or redemption of all of the outstanding 10½% Notes;

•	PSC entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of PSC’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension of the mandatory purchase date of the warrants, by the Holding Partnership, issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of PSC’s outstanding trade credit balance with Exxon Mobil Corporation.

The 9% Notes are recorded on the financial statements of PSC.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 2002 and 2003, the Company’s balance sheets consist only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 2002 and 2003 consolidated balance sheets of PSC, which are included in PSC’s Annual Report

(continued)

PETRO FINANCIAL CORPORATION

NOTES TO UNAUDITED BALANCE SHEETS

on Form 10-K for the year ended December 31, 2003, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and 2003.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of December 31, 2003, our principal executive officer and principal financial officer concluded they are effective in light of our lack of operations. There have been no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

Item 14.	Principal Accounting Fees and Services

1.	Audit Fees: none for either of the years ended December 31, 2002 and 2003, as the Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission’s Regulation S-X (the “Rule”). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited.

2.	Audit-Related Fees: none for either of the years ended December 31, 2002 and 2003, as the Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission’s Regulation S-X (the “Rule”). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited.

3.	Tax Fees: none for either of the years ended December 31, 2002 and 2003, as the Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, will not incur nor pay any taxes.

4.	All Other Fees: none for either of the years ended December 31, 2002 and 2003, as the Company did not purchase any products or services provided by our principal accountant.

5.	As the Company is inactive and thus does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial statements

Page
Unaudited Balance Sheets	3
Notes to Unaudited Balance Sheets	4-5

The accounts of the Company are included in the December 31, 2002 and 2003 consolidated balance sheets of PSC, which are included in PSC’s Annual Report on Form 10-K for the year ended December 31, 2003, a copy of which is filed as Exhibit 99 to this Annual Report.

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

The Registrant filed a report on Form 8-K on January 23, 2004 reporting on Other Events, the issuance of a press release announcing the commencement of their offer to purchase for cash all of their outstanding $135,000,000 aggregate principal amount at maturity 10 1/2% Notes.

The Registrant filed a report on Form 8-K on January 30, 2004 reporting on Other Events, the issuance of a press release announcing the receipt of the requisite consents required to adopt the proposed amendments to the indenture governing the outstanding $135,000,000 aggregate principal amount at maturity 10 1/2% Notes.

The Registrant filed a report on Form 8-K on February 23, 2004 reporting on Other Events, the issuance of a press release announcing the closing of a series of transactions pursuant to which the Holding Partnership and its affiliated entities, Petro Holdings Financial Corporation, Petro Warrant Holdings Corporation, PSC and Petro Financial Corporation have refinanced substantially all of their existing indebtedness.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO FINANCIAL CORPORATION (Registrant)

By:	/s/ J.A. Cardwell, Sr.

J.A. Cardwell, Sr. President and Director (On behalf of Registrant and as Registrant’s Principal Executive Officer)

Date: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Financial Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	President and Director (Principal Executive Officer)	March 25, 2004

/s/ Edward Escudero (Edward Escudero)	Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 25, 2004

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	Vice President and Director	March 25, 2004

/s/ Larry J. Zine (Larry J. Zine)	Director	March 25, 2004

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1	(a)	Certificate of Incorporation.

3.2	(a)	Bylaws.

4.8	(b)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.9	(b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.10	(b)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.11	(b)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10½% Senior Notes due 2007.

31.1	*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

99	*	Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.
(b)	Incorporated by reference to Petro Financial Corporation’s Current Report on Form 8-K, filed on February 23, 2004.
*	Filed herewith.