Form 10-Q
period 2004-06-30
PETRO FINANCIAL CORP
filed 2004-08-13
CIK 919953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART 1. Financial Information

Item 1. Financial Statements

PETRO FINANCIAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2004
Assets

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity

Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to unaudited condensed balance sheets.

PETRO FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12½% Senior Notes due 2002 (the “12½% Notes”) and 100,000 exchangeable Debt Warrants (the “Debt Warrants”). The 12½% Notes and Debt Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135.0 million 10½% Senior Notes due 2007 (the “10½% Notes”) and made a tender offer for all of, and repurchased approximately 94.0% of the 12½% Notes and approximately 100% of the Debt Warrants. On June 3, 2002, all of the outstanding 12½% Notes matured and were retired for $6.2 million plus outstanding interest. The 10½% Notes were recorded on the financial statements of PSC.

On July 23, 1999, PSC consummated several transactions collectively referred to as the 1999 Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) was created as a holding company, and PSC and the Company became subsidiaries of the Holding Partnership. The 1999 Recapitalization had no effect on the recorded amounts of the Company’s assets and stockholder’s equity accounts.

On February 9, 2004, PSC and the Company, as co-obligors, completed a series of transactions referred to as the 2004 Refinancing Transactions, in which PSC refinanced substantially all of its existing indebtedness and the indebtedness of the Holding Partnership. The 2004 Refinancing Transactions consisted of the following components:

•	PSC and the Company, as co-obligors, issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the outstanding 10½% Notes;

•	PSC entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of PSC’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the warrants issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of PSC’s trade credit balance with Exxon Mobil Corporation.

The 9% Notes are recorded on the financial statements of PSC.

On July 19, 2004, PSC, the Company, and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying PSC, the Company, and the guarantors’ obligation to register the 9% Notes.

(continued)

PETRO FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

(2) Summary of Significant Accounting Policies

Basis of Presentation

The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations or statement of cash flows. The accompanying unaudited condensed balance sheets have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2003 Form 10-K. In the opinion of management of the Company, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2003 and June 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On February 9, 2004, we as co-obligors, and Petro Stopping Centers, L.P. (“PSC”) completed a series of transactions referred to as the 2004 Refinancing Transactions, in which PSC refinanced substantially all of its existing indebtedness and the indebtedness of our parent, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”). The 2004 Refinancing Transactions consisted of the following components:

•	We as co-obligors, and PSC issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the outstanding 10½% senior notes due 2007;

•	PSC entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of PSC’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the warrants issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of PSC’s trade credit balance with Exxon Mobil Corporation.

The 9% Notes are recorded on the financial statements of PSC.

On July 19, 2004, we, along with PSC and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying all of our obligations to register the 9% Notes.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations or statement of cash flows. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2003 and June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of June 30, 2004, our principal executive officer and principal financial officer concluded they are effective in light of our lack of operations. There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 7 of this Quarterly Report.

(b) The Registrant filed no report on Form 8-K during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO FINANCIAL CORPORATION
(Registrant)

Date: August 13, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of Registrant and as Registrant’s Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (a)	Certificate of Incorporation.

3.2 (a)	Bylaws.

4.8 (b)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.9 (b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.10 (b)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.11 (b)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10½% Senior Notes due 2007.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.
(b)	Incorporated by reference to Petro Financial Corporation’s Current Report on Form 8-K, filed on February 23, 2004.
*	Filed herewith