Form 10-Q
period 2004-09-30
PETRO FINANCIAL CORP
filed 2004-11-10
CIK 919953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. Financial Information

Item 1. Financial Statements

PETRO FINANCIAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
Assets

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity

Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

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

On March 12, 2004, PSC repurchased all of its remaining 10½% Notes.

(continued)

PETRO FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

On July 19, 2004, PSC and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying their obligations to register the 9% Notes.

(2) Basis of Presentation

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

The unaudited condensed balance sheets should be read in conjunction with the Company’s balance sheets and notes thereto in the Annual Report of Petro Financial Corporation on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2003 Form 10-K. In the opinion of management of the Company, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2003 and September 30, 2004.

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

On March 12, 2004, PSC repurchased all of its remaining 10½% Notes.

On July 19, 2004, PSC and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying their obligations to register the 9% Notes.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations or statement of cash flows. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2003 and September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of September 30, 2004, our principal executive officer and principal financial officer concluded they are effective at a reasonable assurance level in light of our lack of operations.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15,

during the quarterly period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 6. Exhibits

31.1	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2004	By:	/s/ Edward Escudero
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