Form 10-K
period 2004-12-31
PETRO FINANCIAL CORP
filed 2005-03-31
CIK 919953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-13020

PETRO FINANCIAL CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	74-2699614
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

6080 Surety Drive
El Paso, Texas	79905
(Address of principal executive offices)	(zip code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The Registrant, Petro Financial Corporation, meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

PART I

Item 1. Business

General

We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”), incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% Senior Notes due 2002 (the “12.5% Notes”) and 100,000 exchangeable Debt Warrants (the “Debt Warrants”). The 12.5% Notes and Debt Warrants were recorded on the financial statements of PSC. In January 1997, we as co-obligors, and PSC issued $135.0 million 10.5% Senior Notes due 2007 (the “10.5% Notes”) and made a tender offer for all of, and repurchased approximately 94.0% of the 12.5% Notes and approximately 100% of the Debt Warrants. On June 3, 2002, all of the outstanding 12.5% Notes matured and were retired for $6.2 million plus outstanding interest. The 10.5% Notes were recorded on the financial statements of PSC.

On July 23, 1999, PSC consummated several transactions collectively referred to as the 1999 Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) was created as a holding company, and we and PSC became subsidiaries of the Holding Partnership. The 1999 Recapitalization had no effect on the recorded amounts of our assets or stockholder’s equity accounts.

In early 2004, we as co-obligors, and PSC completed a series of transactions referred to as the 2004 Refinancing Transactions, in which PSC refinanced substantially all of its existing indebtedness and the indebtedness of the Holding Partnership. The 2004 Refinancing Transactions consisted of the following components:

•	We as co-obligors, and PSC issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”). The 9% Notes are recorded on the financial statements of PSC;

•	The repurchase of all of the outstanding 10.5% Notes;

•	PSC entering into new senior secured credit facilities with an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (as amended on January 21, 2005, to an aggregate amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million and a four-year term loan facility of $21.3 million);

•	The repayment and retirement of PSC’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (on February 15, 2005, the majority of the remaining portion of the Holding Partnership’s 15% Notes were repurchased at a redemption price of 107.5%);

•	The extension of the mandatory purchase date of the warrants issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of PSC’s trade credit balance with Exxon Mobil Corporation.

On July 19, 2004, PSC and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations or statement of cash flows. In the opinion of our management, the accompanying balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2003 and 2004.

PSC files with the Securities and Exchange Commission the reports it is required to file pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC’s Annual Report on Form 10-K for 2004, a copy of which is filed as Exhibit 99 to this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None

Item 8. Financial Statements and Supplementary Data

PETRO FINANCIAL CORPORATION

BALANCE SHEETS

	December 31, 2003	December 31, 2004
Assets

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Shareholder’s Equity

Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total shareholder’s equity	$1,000	$1,000

See accompanying notes to balance sheets.

PETRO FINANCIAL CORPORATION

NOTES TO BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated in February 1994 for the sole purpose of acting as a co-obligor with PSC in the issuance of 100,000 units consisting of $100.0 million 12.5% Senior Notes due 2002 (the “12.5% Notes”) and 100,000 exchangeable Debt Warrants (the “Debt Warrants”). The 12.5% Notes and Debt Warrants were recorded on the financial statements of PSC. In January 1997, PSC and the Company, as co-obligors, issued $135.0 million 10.5% Senior Notes due 2007 (the “10.5% Notes”) and made a tender offer for all of, and repurchased approximately 94.0% of the 12.5% Notes and approximately 100% of the Debt Warrants. On June 3, 2002, all of the outstanding 12.5% Notes matured and were retired for $6.2 million plus outstanding interest. The 10.5% Notes were recorded on the financial statements of PSC.

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

In early 2004, PSC and the Company, as co-obligors, completed a series of transactions referred to as the 2004 Refinancing Transactions, in which PSC refinanced substantially all of its existing indebtedness and the indebtedness of the Holding Partnership. The 2004 Refinancing Transactions consisted of the following components:

•	PSC and the Company, as co-obligors, issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”). The 9% Notes are recorded on the financial statements of PSC;

•	The repurchase all of the outstanding 10.5% Notes;

•	PSC entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (as amended on January 21, 2005, to an aggregate amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million and a four-year term loan facility of $21.3 million);

•	The repayment and retirement of PSC’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (on February 15, 2005, the majority of the remaining portion of the Holding Partnership’s 15% Notes were repurchased at a redemption price of 107.5%);

•	The extension of the mandatory purchase date of the warrants issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of PSC’s outstanding trade credit balance with Exxon Mobil Corporation.

On July 19, 2004, PSC and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission.

(continued)

PETRO FINANCIAL CORPORATION

NOTES TO BALANCE SHEETS

(2) Summary of Significant Accounting Policies

Basis of Presentation

The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations or statement of cash flows. At December 31, 2003 and 2004, the Company’s balance sheets consist only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 2003 and 2004 consolidated balance sheets of PSC, which are included in PSC’s Annual Report on Form 10-K for the year ended December 31, 2004, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2003 and 2004.

(3) Shareholder’s Equity

The Company is a wholly-owned subsidiary of PSC. As the sole shareholder, PSC holds all voting rights and privileges.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro Financial Corporation

We have audited the accompanying balance sheets of Petro Financial Corporation (a Delaware corporation) as of December 31, 2004 and 2003. These balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Petro Financial Corporation as of December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

El Paso, Texas

March 14, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of December 31, 2004, our principal executive officer and principal financial officer concluded they are effective at a reasonable assurance level in light of our lack of operations.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 during the fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Item 14. Principal Accounting Fees and Services

Audit Fees. There were no audit fees billed by KPMG LLP for the year ended December 31, 2003 as the Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission’s Regulation S-X (the “Rule”). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited. Due to the requirement for audited balance sheets and notes during 2004, the related audit fees billed by KPMG LLP for the year ended December 31, 2004 was approximately $4,500, all of which were paid by PSC.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2003 and 2004, as the Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission’s Regulation S-X (the “Rule”). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited.

Tax Fees. There were no tax fees billed by KPMG LLP for the years ended December 31, 2003 and 2004, as the Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, will not incur nor pay any taxes.

All Other Fees. There were no other fees billed by KPMG LLP for the years ended December 31, 2003 and 2004, as the Company did not purchase any products or services provided by KPMG LLP.

Pre-approved Policies and Procedures. As the Company is inactive and does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial statements

Page
Balance Sheets	3
Notes to Balance Sheets	4-5
Report of Independent Registered Public Accounting Firm	6

The accounts of the Company are included in the December 31, 2003 and 2004 consolidated balance sheets of PSC, which are included in PSC’s Annual Report on Form 10-K for the year ended December 31, 2004, a copy of which is filed as Exhibit 99 to this Annual Report.

2.	Financial statements schedule and supplementary information required to be submitted.

None

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Pages 10 through Pages 11 of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO FINANCIAL CORPORATION
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Director
(On behalf of Registrant and as Registrant’s
Principal Executive Officer)

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Financial Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr.	President and Director (Principal Executive Officer)	March 29, 2005
(J.A. Cardwell, Sr.)

/s/ Edward Escudero (Edward Escudero)	Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 29, 2005

/s/ James A. Cardwell, Jr.	Vice President and Director	March 29, 2005
(James A. Cardwell, Jr.)

/s/ Larry J. Zine	Director	March 29, 2005
(Larry J. Zine)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy material to its shareholder.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01 (a)	Certificate of Incorporation.

3.02 (a)	Bylaws.

4.01 (b)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.02 (b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.03 (b)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.04 (b)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10½% Senior Notes due 2007.

4.05 (c)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32.*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.
(b)	Incorporated by reference to Petro Financial Corporation’s Current Report on Form 8-K, filed on February 23, 2004.

EXHIBIT INDEX

(c)	Incorporated by reference to Petro Financial Corporation’s Current Report on Form 8-K, filed on January 27, 2005.

*	Filed herewith.