Form 10-Q
period 2005-03-31
PETRO FINANCIAL CORP
filed 2005-05-16
CIK 919953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2005, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. Financial Information

Item 1.	Financial Statements

PETRO FINANCIAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2004	March 31, 2005
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to unaudited condensed balance sheets.

PETRO FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated in February 1994. On July 23, 1999, PSC consummated several transactions collectively referred to as the 1999 Recapitalization. Among other things, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) was created as a holding company, and PSC and the Company became subsidiaries of the Holding Partnership. The 1999 Recapitalization had no effect on the recorded amounts of the Company’s assets and stockholder’s equity accounts.

The Company’s sole purpose is to act as a co-obligor with PSC in the issuance of $225.0 million 9% Senior Secured Notes due 2012 (the “9% Notes”) issued in February 2004. The 9% Notes were recorded on the financial statements of PSC.

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

The unaudited condensed balance sheets should be read in conjunction with the Company’s balance sheets and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2004 Form 10-K. In the opinion of management of the Company, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2004 and March 31, 2005.

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

The Company is inactive with no employees and with minimal assets; accordingly, it has no statement of operations or statement of cash flows. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2004 and March 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.	Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of March 31, 2005, our principal executive officer and principal financial officer concluded they are effective at a reasonable assurance level in light of our lack of operations.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 6.	Exhibits

Incorporated herein by reference is a list of exhibits contained in the Exhibit Index on page 5 of this quarter report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO FINANCIAL CORPORATION
(Registrant)

Date: May 16, 2005	By:	/s/ EDWARD ESCUDERO
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of Registrant and as Registrant’s Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.01 (a)	Certificate of Incorporation.

3.02 (a)	Bylaws.

4.01 (b)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.02 (b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.03 (b)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.05 (c)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32.*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-1 (Registration No. 33-76154), filed on April 26, 1994.

(b)	Incorporated by reference to Petro Financial Corporation’s Current Report on Form 8-K, filed on February 23, 2004.

(c)	Incorporated by reference to Petro Financial Corporation’s Current Report on Form 8-K, filed on January 27, 2005.

*	Filed herewith